Form 10-K
period 2006-12-31
Merrill Lynch Mortgage Investors Trust, Series 2006-F1
filed 2007-04-02
CIK 1360862

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-130545-05

       Merrill Lynch Mortgage Investors Trust, Series 2006-F1
       (exact name of issuing entity as specified in its charter)

       Merrill Lynch Mortgage Investors, Inc.
       (exact name of the depositor as specified in its charter)

       Merrill Lynch Mortgage Lending, Inc.
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2196760
  (State or other jurisdiction of                   54-2196761
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

        None.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.


                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            Not Applicable.

  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

            Not Applicable.

  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            Information required by Item 1119 was provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933, under the same Central Index Key (CIK) code as this annual report on Form 10-K. No material changes to such information have occurred since the initial Rule 424 filing.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


    See Item 15, exhibits (33) and (34) and as otherwise disclosed below.

               The assessment of compliance for National City Mortgage Company ("NCM") has disclosed the following material noncompliance with servicing criteria 1122(d)(3)(i)(A) applicable to NCM's platform covered by this report during the year ended December 31, 2006. There were 29 possible instances where NCM did not prepare default loan data reports for the master servicer within the timeframes set forth in the transaction agreements. As such assessment further states, all other loan level reports were completed as required.


               The assessment of compliance of Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets. Such assessment further states that all such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. The assessment also indicates that all necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.


               Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, Assessment of Compliance and related Attestation Report of National City Mortgage Co., as Servicer, did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.
               Each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report.



  Item 1123 of Regulation AB, Servicer Compliance Statement.

            See Item 15, exhibit (35).



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.


   (a) Exhibits

  (4.1) Pooling and Servicing Agreement among Merrill Lynch Mortgage Investors,
        Inc., as depositor, National City Mortgage Co., as servicer, and Wells Fargo Bank, N.A., as trustee, dated as of April 1, 2006, for Merrill Lynch Mortgage Investors Trust Series MLMI 2006-F1 Mortgage Pass-Through Certificates (filed as an exhibit to Form 8-K on May 15, 2006).

 (10.1) Mortgage Loan Purchase and Sale Agreement, dated as of April 1, 2006, between Merrill Lynch Lending, Inc., as Seller, and Merrill Lynch Mortgage Investors, Inc., as Purchaser (filed as an exhibit to Form 8-K on May 15, 2006).


  (31) Sarbanes-Oxley Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) National City Mortgage Co., as Servicer <F1>
      b) Regulus Group LLC as Sub-Contractor for National City Mortgage Co., as Sub-Contractor <F1>
      c) Wells Fargo Bank, N.A., as Trustee <F1>
      d) Wells Fargo Bank, N.A., as Custodian <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) National City Mortgage Co., as Servicer <F1>
      b) Regulus Group LLC as Sub-Contractor for National City Mortgage Co., as Sub-Contractor <F1>
      c) Wells Fargo Bank, N.A., as Trustee <F1>
      d) Wells Fargo Bank, N.A., as Custodian <F1>


     (35) Servicer compliance statement.


      a) National City Mortgage Co., as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Trustee <F1>


   (b) See 15(a).

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Merrill Lynch Mortgage Investors, Inc.
     (Depositor)

     By: /s/ Paul Park
     Name: Paul Park
     Title: President
     (senior officer in charge of securitization of the depositor)


     Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

  (4.1) Pooling and Servicing Agreement among Merrill Lynch Mortgage Investors,
        Inc., as depositor, National City Mortgage Co., as servicer, and Wells Fargo Bank, N.A., as trustee, dated as of April 1, 2006, for Merrill Lynch Mortgage Investors Trust Series MLMI 2006-F1 Mortgage Pass-Through Certificates (filed as an exhibit to Form 8-K on May 15, 2006).

 (10.1) Mortgage Loan Purchase and Sale Agreement, dated as of April 1, 2006, between Merrill Lynch Lending, Inc., as Seller, and Merrill Lynch Mortgage Investors, Inc., as Purchaser (filed as an exhibit to Form 8-K on May 15, 2006).

  (31) Sarbanes-Oxley Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



      a) National City Mortgage Co., as Servicer
      b) Regulus Group LLC as Sub-Contractor for National City Mortgage Co.
      c) Wells Fargo Bank, N.A., as Trustee
      d) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) National City Mortgage Co., as Servicer
      b) Regulus Group LLC as Sub-Contractor for National City Mortgage Co.
      c) Wells Fargo Bank, N.A., as Trustee
      d) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.


      a) National City Mortgage Co., as Servicer
      c) Wells Fargo Bank, N.A., as Trustee



  EX-31 Sarbanes-Oxley Certification.

  Merrill Lynch Mortgage Investors, Inc.
  250 Vesey Street
  4 World Financial Center, 10th Floor
  New York, New York 10080

  National City Mortgage Co.

  Re: Merrill Lynch Mortgage Investors Trust, Series 2006-F1

  I, Paul Park, certify that:

  1. I have reviewed the report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Merrill Lynch Mortgage Investors Trust, Series 2006-F1 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. All of the reports on assessment of compliance with servicing criteria for ABS and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     National City Mortgage Co., as servicer and Wells Fargo Bank, N.A., as Trustee.

     Dated:    March 30, 2007

     By: /s/ Paul Park
     Name: Paul Park
     Title: President
     (senior officer in charge of securitization of the depositor)


EX-33 (a)
(logo) National City
       Mortgage

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with Regulation AB Criteria

National City Mortgage Co. (the "Asserting Party") is responsible for assessing compliance, as of and for the year ended December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Item 1122(d) of Regulation AB, excluding the criteria set forth in item 1122(d)(1)(iii), 1122(d)(3)(i)(C) and 1122(d)(4)(ii)(xv) which the Asserting Party has concluded are not applicable to the activities it performs, either directly or through its Vendors, with respect to the residential mortgage-backed securities transactions covered by this report (such criteria, the "Applicable Servicing Criteria"). The transactions covered by this report include all residential mortgage-backed securities that were completed on or after January 1, 2006 that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as listed on Appendix A.

The Asserting Party has engaged certain vendors ("Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006. The Asserting Party has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each Vendor. The Asserting Party is responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the Vendors and related criteria. The Asserting Party elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors for servicing criteria 1122(d)(4)(xi) and 1122(d)(4)(xii).

The Asserting Party has obtained an assertion of management and accompanying 1122 attestation report from the Vendor performing servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv).

The Asserting Party has assessed compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that it has complied, in all material respects, with the Applicable Servicing Criteria during the Reporting Period with respect to the Platform taken as a whole, except as noted below:

There were 29 possible instances where the Asserting Party did not prepare default loan data reports for the master servicer within the timeframes set forth in the transaction agreements as required in section 1122(d)(3)(i)(A). All other loan level reports were completed as required.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on the Asserting Party's assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period as set forth in this assertion.

National City Mortgage Co., as Servicer

By: /s/ T. Jackson Case, Jr.

Name:  T. Jackson Case, Jr.

Title: Executive Vice President

Date: March 14, 2007


No one Cares More!


(page)


Appendix A

Deal Name
ARMT 2006-2
BAFC 2006-1
BAFC 2006-2
BAFC 2006-3
BAFC 2006-4
BAFC 2006-5
BAFC 2006-A
BAFC 2006-I
Bayview 2006-C
BSABS 2006-AC3
BSABS 2006-AC5
CMLTI 2006-4
CMLTI 2006-AR3
CMLTI 2006-AR5
CSMC 2006-3
DBALT 2006-AB2
DBALT 2006-AB4
DBALT 2006-AF1
DBALT 2006-AR1
DBALT 2006-AR5
GSAA 2006-11
GSAA 2006-12
GSAA 2006-14
GSAA 2006-16
GSAA 2006-3
GSAA 2006-5
GSAA 2006-9
GSAA 2006-20
GSR 2006-AR1
GSR 2006-8F
GSR 2006-9F
GSR 2006-AR2
JPALT 2006-S4
JPMMT 2006-S1
JPMMT 2006-S3
JPMMT 2006-S4
LMT 2006-6
LMT 2006-7
LXS 2006-20
MASTR 2006-1
MASTR 2006-3
MLMI 2006-A3
MLMI 2006-A4
MLMI 2006-F1
PRIME 2006-1
PRIME 2006-CL1
RESI 2006-B


(page)


RALI 2006-QA4
RALI 2006-QA5
RALI 2006-QA11
RALI 2006-QS1
RALI 2006-QS2
RALI 2006-QS3
RALI 2006-QS4
RALI 2006-QS5
RALI 2006-QS6
RALI 2006-QS7
RALI 2006-QS8
RALI 2006-QS10
RALI 2006-QS11
RALI 2006-QS12
RALI 2006-QS13
RALI 2006-QS16
RALI 2006-QS17
RALI 2006-QS18
RAMP 2006-RS5
RAMP 2006-RZ3
RFMSI 2006-S10
RFMSI 2006-S11
RFMSI 2006-S12
SAMI 2006-AR3
WMLT 2006-A
WMLT 2006-ALT1





EX-33 (b)
(logo) REGULUS

Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. Section 229.1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in
     Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.

/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007



860 LATOUR COURT  NAPA, CA  94558  TEL: 707.254.4000  FAX: 707.254.4070
REGULUSGROUP.COM





EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (d)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-34 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
1900 Scripps Center
312 Walnut Street
Cincinnati, Ohio 45202

Phone: (513) 612-1400
www.ey.com

Report of Independent Registered Public Accounting Firm

Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying, Management's Assertion on Compliance with Regulation AB Servicing Criteria, that National City Mortgage Company ("NCM"), complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the residential mortgage loan servicing platform, except for the instance of material noncompliance described therein, as of and for the year ended December 31, 2006, and except for Item 1122(d)(1)(iii), 1122(d)(2)(i), 1122(d)(3)(i)(C),
1122(d)(4)(ii), 1122(d)(4)(iv) and 1122(d)(4)(xv), which NCM has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. See Appendix A of management's assertion for the asset backed transactions covered by this platform. Management is responsible for NCM's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about NCM's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether NCM processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by NCM during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by NCM during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122(d)(4)(xi) and 1122(d)(4)(xii), NCM has engaged various vendors to perform the activities required by these servicing criteria. NCM has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and NCM has elected to take responsibility for assessing compliance with the applicable servicing criteria applicable to each vendor as permitted by Interpretation
17.06. As permitted by Interpretation 17.06, NCM has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with servicing criteria applicable to each vendor. NCM is solely responsible for determining that it meets the SEC requirements to apply

A member firm of Ernst & Young Global Limited


(page)


(logo) ERNST & YOUNG

Ernst & Young LLP

Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to NCM's eligibility to apply Interpretation 17.06.

Our examination disclosed the following material noncompliance with servicing criteria 1122(d)(3)(i)(A) applicable to NCM's platform covered by this report during the year ended December 31, 2006. We noted instances in which NCM failed to provide the master servicer with the delinquency data as set forth in the transaction agreements.

In our opinion, except for the material noncompliance described in the above paragraph, NCM complied, in all material respects, with the aforementioned servicing criteria including servicing criteria 1122(d)(4)(xi) and 1122(d)(4)(xii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the year ended December 31, 2006 for the residential mortgage loan servicing platform.

/s/ Ernst & Young

March 13, 2007



A member firm of Ernst & Young Global Limited





EX-34 (b)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499

Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Philadelphia, PA
February 22, 2007



KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-35 (a)
(logo) National City
       Mortgage

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Officer Certification

Re: See attached for series (Exhibit A)

I, T. Jackson Case, Jr., hereby certify to Merrill Lynch Bank USA, that I am a duly elected Executive Vice President of National City Mortgage Corporation (the "Company"), a corporation organized under the laws of the State of Ohio and further as follows:

(i) A review of the activities of the Servicer during the immediately preceding calendar year (or applicable portion thereof) and of its performance under the Agreement and any applicable Reconstitution Agreement during such period has been made under such officer's supervision, and

(ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement and any applicable Reconstitution Agreement in all material respects throughout such calendar year (or applicable portion thereof) or, if there has been a failure to fulfill any such obligation in any material respect, specifically identifying each such failure known to such officer and the nature and the status thereof.

National City Mortgage

Certified by: /s/ T. Jackson Case, Jr.

Name:   T. Jackson Case, Jr.

Title:  Executive Vice President

Date:   2/14/2007


No one Cares More!


(page)


Exhibit A

Investor
   #            Investor Name

V21             MLMI 2006-A3
V38             MLMI 2006-A4
V19             MLMI 2006-F1
220             MERRILL LYNCH
229             MERRILL LYNCH - SURF
295             MERRILL LYNCH MTG LENDING
799             MERRILL LYNCH BANK USA
955             MLMI 2003-A4
969             MLMI 2003-A5
976             MLMI 2003-A6
461             MLMI 2004-A1
835             MLMI 2004-A2
X60             MLMI 2005-A1
W10             MLMI 2005-A4
W54             MLMI 2005-A7
787             MLMI SERIES 2002-A3
905             MLMI SERIES 2003-A1
921             MLMI SERIES 2003-A2
938             MLMI SERIES 2003-A3
761             MERRILL LYNCH MTG CAPITAL
X05             MERRILL LYNCH MTG LNDG





EX-35 (c)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 26, 2007

Merrill Lynch Mortgage Investors, Inc.
4 World Financial Center
New York, NY 10281

RE: Annual Statement As To Compliance for Merrill Lynch Mortgage Investors Trust, Series 2006-F1

Per Section 9.11 of the Pooling and Servicing Agreement, dated as of 04/01/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trustee), hereby certifies the following for the 2006 calendar year or portion thereof:


(i) a review of the activities of such signatory during the preceding calendar year, or portion thereof, and of the performance of such signatory under this Agreement has been made under such officer's supervision, and

(ii) to the best of such officer's knowledge, based on such review, such signatory has fulfilled all its obligations under this Agreement in all material respects throughout such year or a portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Certified By:
/s/ Scott Strack
Scott Stack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary